Form 10-K
period 2007-12-31
HSBC Home Equity Loan Trust (USA) 2007-2
filed 2008-03-26
CIK 1399523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. of Issuing Entity. 333-132348-07

HSBC HOME EQUITY LOAN TRUST (USA) 2007-2

(Exact name of Issuing Entity as specified in its charter)

HSBC HOME EQUITY LOAN CORPORATION II
(Exact name of Depositor as specified in its charter)

HSBC FINANCE CORPORATION
(Exact name of Sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the Issuing Entity)	56-2660128 (I.R.S. Employer Identification Number of the Issuing Entity)
36-4082355 (I.R.S. Employer Identification Number Of the Depositor)

c/o HSBC Finance Corporation

Attn: Terence J. Cloney

26525 North Riverwoods Blvd, Mettawa, Illinois 60045
(Address of principal executive offices of the Issuing Entity)

(224) 544-2000
(Issuing Entity's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐............Accelerated filer ☐............Non-accelerated filer ☒............Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting or non-voting common equity outstanding and held by non-affiliates as of the date of this Report.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

None.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

None.

Item 1114(b)(2) of Regulation AB. Information Regarding Significant Enhancement Providers.

None.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

None.

Item 1117 of Regulation AB. Legal Proceedings.

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9A(T). Controls and Procedures.

Item 9B. Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Reports on assessment of compliance required by Item 1122 of Regulation AB are filed as exhibits to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Compliance statements required by Item 1123 of Regulation AB are filed as exhibits to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.

(b) Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Exhibit Description
Exhibit 4.1

Home Equity Loan Purchase Agreement, dated May 24, 2007, among the Sellers party thereto and HSBC Home Equity Loan Corporation II, as depositor (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated May 24, 2007 and filed with the Securities and Exchange Commission on May 31, 2007).

Exhibit 4.2

Transfer Agreement, dated May 24, 2007, among the Sellers party thereto and U.S. Bank National Association, not in its individual capacity but solely as trustee of HSBC Home Equity Loan Trust (USA) 2007-2 (incorporated by reference to Exhibit 4.2 to the Issuing Entity's Current Report on Form 8-K dated May 24, 2007 and filed with the Securities and Exchange Commission on May 31, 2007).

Exhibit 4.3

Pooling and Servicing Agreement dated as of May 24, 2007, among HSBC Home Equity Loan Corporation II, as depositor, HSBC Finance Corporation, as servicer, HSBC Bank USA, National Association, as administrator, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Issuing Entity's Current Report on Form 8-K dated May 24, 2007 and filed with the Securities and Exchange Commission on May 31, 2007).

Exhibit 4.4

Deposit Account Control Agreement, dated as of May 24, 2007, among U.S. Bank National Association, as trustee, and HSBC Bank USA, National Association, as administrator and as bank (incorporated by reference to Exhibit 4.3 to the Issuing Entity's Current Report on Form 8-K dated May 24, 2007 and filed with the Securities and Exchange Commission on May 31, 2007).

Exhibit 23.1	Consent of KPMG LLP to HSBC Finance Corporation dated March 24, 2008.
Exhibit 23.2	Consent of KPMG LLP to the Companies dated March 24, 2008.
Exhibit 23.3	Consent of KPMG LLP to HSBC Technology & Services (USA) Inc. dated March 24, 2008.
Exhibit 23.4	Consent of KPMG LLP to HSBC Electronic Data Processing (India) Private Limited dated March 24, 2008.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33.1	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of HSBC Finance Corporation.
Exhibit 33.2	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of the Companies (as defined in Exhibit 33.2).
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of HSBC Technology & Services (USA) Inc.

Exhibit 33.4	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to the Companies (as defined in Exhibit 33.2).
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (India) Private Limited.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of the Companies (as defined in Exhibit 33.2).
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 35.4	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation, the servicer, has duly caused this report to be signed on behalf of the HSBC Home Equity Loan Trust (USA) 2007-2 by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as servicer of and on behalf of the HSBC HOME EQUITY LOAN TRUST (USA) 2007-2 (Issuing Entity)

By: /s/ Dennis J. Mickey Dennis J. Mickey Senior Vice President, Chief Operating Officer -Treasury
Dated: March 25, 2008

Exhibit Index
Exhibit No.	Exhibit Description
Exhibit 4.1

Home Equity Loan Purchase Agreement, dated May 24, 2007, among the Sellers party thereto and HSBC Home Equity Loan Corporation II, as depositor (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated May 24, 2007 and filed with the Securities and Exchange Commission on May 31, 2007).

Exhibit 4.2

Transfer Agreement, dated May 24, 2007, among the Sellers party thereto and U.S. Bank National Association, not in its individual capacity but solely as trustee of HSBC Home Equity Loan Trust (USA) 2007-2 (incorporated by reference to Exhibit 4.2 to the Issuing Entity's Current Report on Form 8-K dated May 24, 2007 and filed with the Securities and Exchange Commission on May 31, 2007).

Exhibit 4.3

Pooling and Servicing Agreement, dated May 24, 2007, among HSBC Home Equity Loan Corporation II, as depositor, HSBC Finance Corporation, as servicer, HSBC Bank USA, National Association, as administrator, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Issuing Entity's Current Report on Form 8-K dated May 24, 2007 and filed with the Securities and Exchange Commission on May 31, 2007).

Exhibit 4.4

Deposit Account Control Agreement, dated as of May 24, 2007, among U.S. Bank National Association, as trustee, and HSBC Bank USA, National Association, as administrator and as bank (incorporated by reference to Exhibit 4.3 to the Issuing Entity's Current Report on Form 8-K dated May 24, 2007 and filed with the Securities and Exchange Commission on May 31, 2007).

Exhibit 23.1	Consent of KPMG LLP to HSBC Finance Corporation dated March 24, 2008.
Exhibit 23.2	Consent of KPMG LLP to the Companies dated March 24, 2008.
Exhibit 23.3	Consent of KPMG LLP to HSBC Technology & Services (USA) Inc. dated March 24, 2008.
Exhibit 23.4	Consent of KPMG LLP to HSBC Electronic Data Processing (India) Private Limited dated March 24, 2008.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33.1	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of HSBC Finance Corporation.
Exhibit 33.2	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of the Companies (as defined in Exhibit 33.2).
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of HSBC Technology & Services (USA) Inc.
Exhibit 33.4	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to the Companies (as defined in Exhibit 33.2).
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.

Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (India) Private Limited.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of the Companies (as defined in Exhibit 33.2).
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 35.4	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.